Form 10-K
period 1996-12-31
CONTIMORTGAGE HOME EQUITY LOAN TRUST 1996-3
filed 1997-03-28
CIK 1020272

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 Form 10-K
(Mark One)

[  X       ]    ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1996
                                     OR

[          ]    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________.

                      Commission File number 33-99340

                  ContiMortgage Home Equity Loan Trust 1996-3
               (Exact name of registrant as specified in its charter)
                                                       16-1506692 and
                New York                               16-1506694
                --------                               ----------
     (State of other jurisdiction of                 (I.R.S. Employer
      incorporation ororganization)                  Identification No.)

c/o Manufacturers and Traders
Trust Company
Corporate Trust Department
One M&T  Plaza
Buffalo, New York                                  14240-2599
-----------------                                  ----------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code: (716) 842-5589 Securities registered pursuant to Section 12(b) of the Act:

          Title of each class                Name of each exchange on
                                             which registered:

               None                                  None
               ----                                  ----





                                      None
                                      ----

(Title of class)

      Indicated by check mark whether the registrant (1) has filed all reports required to be file by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X
No       .

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

      State the aggregate market value of the voting stock held by non-affiliates of registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of specified date within 60 days prior to the date of filing:
                               Not Applicable
Documents Incorporated by Reference:
                                    None

                CONTIMORTGAGE HOME EQUITY LOAN TRUST 1996-3
                                   INDEX





PART 1..........................................................            3

              ITEM 1    -   BUSINESS............................            3
              ITEM 2    -   PROPERTIES......................                3
              ITEM 3    -   LEGAL PROCEEDINGS...............                3
              ITEM 4    -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                            HOLDERS.............................            3

PART II.............................................                        3

             ITEM 5    -   MARKET FOR REGISTRANT'S COMMON STOCK AND
                           RELATED STOCKHOLDER MATTERS...........           3
             ITEM 6    -   SELECTED FINANCIAL DATA...............           3
             ITEM 7    -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           FINANCIAL CONDITION AND RESULTS OF OPERATIONS    3
             ITEM 8    -   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......4
             ITEM 9    -   CHANGES IN AND DISAGREEMENTS WITH
                           ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                           DISCLOSURE....................................   4

PART III.................................................................   4
             ITEM 10   -   DIRECTORS AND EXECUTIVE OFFICERS OF THE
                           REGISTRANT....................................   4
             ITEM 11   -   EXECUTIVE COMPENSATION  .....................    4
             ITEM 12   -   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                           OWNERS AND MANAGEMENT.........................   4
             ITEM 13   -   CERTAIN RELATIONSHIPS AND RELATED
                           TRANSACTIONS..................................   11

PART IV..............................................................       11
             ITEM 14   -   EXHIBITS,FINANCIAL STATEMENT SCHEDULES AND
                           REPORTS ON FORM 8-K..............................11

SIGNATURES    ............................................................  13
INDEX TO EXHIBITS.........................................................  14

                                   PART I
ITEM 1 -   BUSINESS

      Not Applicable.

ITEM 2 -   PROPERTIES

      Not Applicable.

ITEM 3 -   LEGAL PROCEEDINGS

      The Depositor is not aware of any material pending legal proceedings involving either the ContiMortgage Home Equity Loan Trust 1996-3 (the "Trust") established pursuant to the Pooling and Servicing Agreement (the "Agreement") dated August 1, 1996, among Manufacturers and Traders Trust Company, as trustee (the "Trustee") ContiSecurities Asset Funding Corp., as depositor (the "Depositor") and ContiMortgage Corporation, as servicer (the "Servicer"), the Trustee, the Depositor or the Servicer which relates to the Trust.

ITEM 4 -       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter has been submitted to a vote of the holders of beneficial interests in the Trust through the solicitation of proxies or otherwise.

                                  PART II

ITEM 5 -   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
           MATTERS

      To the best knowledge of the Depositor, there is no established public trading market for any beneficial interests in the Trust.

      All of the Class A-1 Certificates, Class A-2 Certificates, Class A-3 Certificates, Class A-4 Certificates, Class A-5 Certificates, Class A-6 Certificates, Class A-7 Certificates, and Class A-8 Certificates issued by the Trust are held by the Depository Trust Company ("DTC") which in turn maintains records of holders of beneficial interests in such
Certificates. Based on information obtained by the Trust from DTC, as of March 10, 1997, there were 14 holders of the Class A-1 Certificates, 12 holders of the Class A-2 Certificates, 13 holders of the Class A-3 Certificates, 4 holders of the Class A-4 Certificates, 14 holders of the Class A-5 Certificates, 18 holders of the Class A-6 Certificates, 16 holders of Class A-7 Certificates, 4 holders of Class A-8 Certificates, 2 holders of Class A-9-IO Certificates, and 2 holders of Class A-10-IO Certificates.

ITEM 6 -   SELECTED FINANCIAL DATA

           Not applicable.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           Not applicable.

ITEM 8 -   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      In addition to the information included in the Annual Compilation of Monthly Trustee's Statements attached as Exhibit 99.3 hereto, the gross servicing compensation paid to the Servicer for the year ended December 31, 1996 was $1,031,989.40.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There were no changes of accountants or disagreements on accounting or financial disclosures between the Issuer and its accountants.

                                  PART III

ITEM 10 -  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           Not applicable.

ITEM 11 -  EXECUTIVE COMPENSATION

           Not applicable.

ITEM 12 -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth (i) the name and address of each entity owning more than 5% of the outstanding principal amount of each Class of Certificates of the Trust; (ii) the principal amount of the Class of Certificates owned by each and (iii) the percent that the principal amount of the Class of Certificates owned by such entity represents of the outstanding principal amount of such Class of Certificates. The information set forth in the table for the Certificates is based upon information obtained by the Trust from DTC and represents ownership of beneficial interest in the Certificates held by DTC. The Depositor is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Certificates.


                                             Amount Owned
        Name and Address          All Dollar Amounts Are in Thousands
                                     Principal          Percent

Class A-1 Certificates
Bankers Trust Company                  $25,250           18.57%
c/o  BT Services Tennessee Inc.
Custody Services
648 Grassmere Park Drive
Nashville, TN  37211

Bear Stearns Securities Corp            10,000             7.35
One Metrotech Center North, 4th
Floor
Brooklyn, NY  11201-3862

Boston Safe Deposit & Trust Co.         54,400            40.00
c/o Mellon Bank, N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Chase Manhattan Bank/Chemical           11,000             8.09
Auto Settle Department
4 New York Plaza, 4th Floor
New York, NY  10004

SSB- Custodian                          16,800            12.35
Global Proxy Unit, A5NW
P.O. Box 1631
Boston, MA  02105-1631


Class A-2 Certificates

Bankers Trust Company                   $6,025           18.26%
c/o  BT Services Tennessee Inc.
Custody Services
648 Grassmere Park Drive
Nashville, TN
37211
Bankers Trust Co./Investment A/C        12,500            37.88
16 Wall Street, 5th Floor
New York, NY  10005


Northern Trust Company                   2,050             6.21
801 S. Canal C-In
Chicago, IL  60607

SSB- Custodian                           8,675            26.29
Global Proxy Unit, A5NW
P.O. Box 1631
Boston, MA  02105-1631


Class A-3 Certificates

Bankers Trust Company                  $14,000           19.44%
c/o BT Services Tennessee Inc.
Custody Services
648 Grassmere Park Road
Nashville, TN  37211

Chase Manhattan Bank                     4,000             5.56
Two Chase Manhattan Plaza, 5th
Floor
New York, NY  10081

Chase Manhattan Bank/Chemical             5,000             6.94
Auto Settle Department
4 New York Plaza, 4th Floor
New York, NY  10004

Citicorp Services, Inc.                   5,700             7.92
P.O. Box 30576
Tampa, FL 33630-3576

State Street Bank & Trust Co. -          12,925            17.95
Fiduciary
108 Myrtle Street
Newport Office Bldg.
N. Quincy, MA   02171

Northern Trust  Company                   18,700            25.97
801 S. Canal C-In
Chicago, IL  60607

UMB Bank, N.A.                            8,500            11.81
P.O. Box 419260
Kansas City, MO  64141-6260


Class A-4 Certificates

Bankers Trust Company                  $15,000           50.00%
c/o BT Services Tennessee Inc.
Custody Services
648 Grassmere Park Road
Nashville, TN  37211

Bank of America Personal Trust           5,000            16.67
Proxy Unit #38432
555 S. Flower Street, Level C
Los Angeles, CA  90071

Chase Manhanttan Bank                    5,000            16.67
Two Chase Manhattan Plaza, 5th
Floor
New York, NY  10081

Chase Manhattan Bank/Chemical            5,000            16.66
Auto Settle Department
4 New York Plaza, 4th Floor
New York, NY  10004



Class A-5 Certificates

Bankers Trust Company                  $10,450           24.88%
c/o BT Services Tennessee Inc.
Custody Services
648 Grassmere Park Road
Nashville, TN  37211

Chase Manhanttan Bank                    5,000            11.90
Two Chase Manhattan Plaza, 5th
Floor
New York, NY  10081

Chase Manhattan Bank/Chemical            7,500            17.86
Auto Settle Department
4 New York Plaza, 4th Floor
New York, NY  10004

Northern Trust Company                  11,750            27.98
801 S. Canal C-In
Chicago, IL  60607


Class A-6 Certificates

Boston Safe Deposit & Trust Co.         $6,500           12.04%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA   15259

Chase Manhanttan Bank                   20,000            37.04
Two Chase Manhattan Plaza, 5th
Floor
New York, NY  10081

Chase Manhanttan Bank, Trust            5,000             9.26
Two Chase Manhattan Plaza, 5th
Floor
New York, NY  10081

Citicorp Services, Inc.                 3,000             5.56
P.O. Box 30576
Tampa, FL  33630-3576

Comerica Bank                           7,000            12.96
411 W. Lafayette Capital
Change- Proxy
Detroit, MI  48286


Class A-7 Certificates

Bank of New York                        $4,550           13.79%
925 Patterson Plank Rd.
Secaucus, NJ  07094

Bankers Trust Company                    4,800            14.55
c/o BT Services Tennessee Inc.
Custody Services
648 Grassmere Park Road
Nashville, TN  37211

Boston Safe Deposit & Trust Co.          3,350            10.15
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA   15259

Corestates Bank/Commonwealth of          3,550            10.76
P.A.
Global Proxy Unit, A5NW
P.O. Box 1631
Boston, MA  02105-1631


Chase Manhanttan Bank, Trust             2,775             8.41
Two Chase Manhattan Plaza, 5th
Floor
New York, NY  10081

Citicorp Services, Inc.                  2,325             7.05
P.O. Box 30576
Tampa, FL  33630-3576

SSB- Custodian                           3,725            11.29
Global Proxy Unit, A5NW
P.O. Box 1631
Boston, MA  02105-1631

Fifth Third Bank                         3,000             9.09
Dept. 00850 - Proxy
38 Fountain Square Plaza
Cincinnati, OH  45263

Class A-8 Certificates

Bankers Trust Company                  $70,000           46.67%
c/o BT Services Tennessee Inc.
Custody Services
648 Grassmere Park Road
Nashville, TN  37211

BNY/ITC - Dealers Clearance Special    20,000            13.33
c/o N.A. Schapiro & Co. Inc.
One Chase Manhattan Plaza, 58th
Floor
New York, NY  10005

Chase Manhanttan Bank                  12,000             8.00
Two Chase Manhattan Plaza, 5th
Floor
New York, NY  10081

LBI-Lehman Government                 48,000            32.00
Securities, Inc.
200 Vesey Street
New York, NY  10285

Class A-9-IO Certificate

Chase Manhanttan Bank                $132,000 (1)           33.00%
Two Chase Manhattan Plaza, 5th
Floor
New York, NY  10081

Chase Manhanttan Bank                 268,000 (1)            67.00
Two Chase Manhattan Plaza, 5th
Floor
New York, NY  10081


Class A-10-IO Certificate
Chase Manhanttan Bank                  49,500 (2)           33.00%
Two Chase Manhattan Plaza, 5th
Floor
New York, NY  10081

Chase Manhanttan Bank                 100,500 (2)            67.00
Two Chase Manhattan Plaza, 5th
Floor
New York, NY  10081

  (1) Represents the "Notional Principal Amount" of the Class A-9-IO Certificates which is based on the aggregate outstanding Certificate Pincipal Balance of the fixed rate group.

  (2) Represents the "Notional Principal Amount" of the Class A-10-IO Certificates which is based on the aggregate outstanding Certificate Pincipal Balance of the fixed rate group


ITEM 13 -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


      [None]



                                  PART IV


ITEM 14 -  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)   The following documents are filed as part of this report:

      1.   Financial Statements:

           Not applicable.

      2.   Financial Statement Schedules:

           Not applicable.

      3.   Exhibits:


          Exhibit No.                      Description

              99.1               Statement of Compliance of the
                                 Servicer.

              99.2               Annual Report of Independent
                                 Accountants with respect to
                                 the Servicer's overall
                                 servicing operations.

              99.3               Annual compilation of Monthly
                                 Trustee's Statement.

(b)   Reports on Form 8-K.

      5 reports on Form 8-K have been filed by the Issuer during the period covered by this report.


                                       Items Reported/Financial
Date of Reports on Form 8-K             Statements Filed

September 15, 1996               Trustee's Monthly Report for
                                 the August Monthly Period.

October 15, 1996                 Trustee's Monthly Report for
                                 the September, Monthly Period.

November 15, 1996                Trustee's Monthly Report for
                                 the October  Monthly Period.

December 15, 1996                Trustee's Monthly Report for
                                 the November  Monthly Period.

January 15, 1997                 Trustee's Monthly Report for
                                 the December  Monthly Period.

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Depositor has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          By:  CONTISECURITIES ASSET FUNDING CORP.,
                               AS DEPOSITOR


                               By:   /s/ Jerome M. Perelson
                               Name:Jerome M. Perelson
                               Title:     Vice President

                               By:   /s/ Susan E. O'Donovan
                               Name:Susan E. O'Donovan
                               Title: Vice President & Chief Financial Officer

Date:  March 28, 1997

                             INDEX TO EXHIBITS
                                 Item 14(C)


          Exhibit No.                      Description
              99.1               Statement of Compliance of the
                                 Servicer.
              99.2               Annual Report of Independent
                                 Accountants with respect to
                                 the Servicer's overall
                                 servicing operations.
              99.3               Annual compilation of Monthly
                                 Trustee's Statement.